Form 10-K405
period 1998-12-31
FIRST SECURITY AUTO GRANTOR TRUST 1997-B
filed 1999-03-26
CIK 1049763

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended                                      December 31, 1998
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

 2. Properties
   The Trust was created pursuant to a Pooling and Servicing Agreement (the Agreement) dated November 20, 1997, among the Bank and Bankers Trust Company (the Trustee). The Trust is the owner of receivables and related motor vehicle collateral generated in connection with credit extensions to purchasers of such motor vehicles, primarily passenger cars and light trucks.
   The following table describes the current property of the Trust, and is a summary of the monthly reports filed previously on Form 8-K during 1998.

First Security Auto Grantor Trust 1997-B
Annual Summary of Monthly Statements for Class A and Class B Certificate Holders Pursuant to Section 4.7 of the Agreement
Servicer: First Security Bank, N.A.
December 26, 1997 Thru December 25, 1998
(i)  Principal Distribution                                                                     213,830,170.84
          Class A Amount                                                                        204,207,748.53
          Class B Amount                                                                          9,622,422.31
(ii)  Interest Distribution                                                                      21,718,824.77
          Class A Amount                                                                         20,715,491.65
          Class B Amount                                                                          1,003,333.12
(iii)  Yield Supplement Amount                                                                           39.75
(iv)  Basic Servicing Fee                                                                         3,556,003.47
(v)  Class A Certificate Balance (end of Collection Period)                                     236,021,319.28
     Class A Pool Factor (end of Collection Period)                                                  0.4914712
     Class B Certificate Balance (end of Collection Period)                                      11,121,501.63
     Class B Pool Factor (end of Collection Period)                                                  0.4914712
(vi)  Total Pool Balance (end of Collection Period)                                             247,142,820.91
(vii)  Realized Losses                                                                            2,068,919.81
(viii) (x) Excess of Class A Certificate Balance over Pool Balance                                        0.00
       (y) Excess of Class B Certificate Balance over amount by which Pool Balance exceeds                0.00
              Class A Certificate Balance
(ix)  Reserve Account Balance after Giving Effect to Payments Made on Distribution Date          11,121,426.94
(x)  Aggregate Purchase Amount of Receivables Repurchased by Sellers or purchased by Servicer       630,156.34

   As a result of the operation of the Pooling and Servicing Agreement and the Yield Supplement Agreement, the distributions of principal and interest due to Certificate Holders during 1998 were all paid in full and on time.
   The following table shows the credit quality of the Trust's portfolio of receivables in terms of delinquency and aggregate net loss data including:
the number of such contracts and their percentage of the total loan pool; and the amount of such contracts and their percentage of the total loan pool.

As of December 31, 1998:                  Contracts               Amounts
Type                                       #       %                   $       %
-----------------------------     ----------  ------     ---------------  ------
(i)   30-59 Days Delinquent              410   1.28%       $3,756,563.95   1.52%
(ii)  60-89 Days Delinquent              107   0.33%          939,163.37   0.38%
(iii) 90 Days And Over Delinquent         83   0.26%          734,578.46   0.29%
Aggregate Net Losses                     600               $5,430,305.78

 3. Legal Proceedings
   There were no material legal proceedings pending at December 31, 1998 that would have a materially adverse effect on the Trust, the Bank, the Trustee, or the Underwriters in the performance of their obligations to the holders and beneficial owners of the Certificates of the Trust.

 4. Submission of Matters to a Vote of Security Holders
   There were no matters submitted to a vote of Certificate Holders in 1998.

Part II

 5. Market for Registrant's Common Equity and Related Security Holder Matters The holder of record of all the Certificates as of December 31, 1998, was
Cede & Co., the nominee of The Depository Trust Company (DTC) in the United States. Direct participants active in the DTC system include securities brokers and dealers, banks, trust companies, and clearing corporations. The Certificates are not listed on any exchange.

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

 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
   None.


Part III

10. Directors and Executive Officers
   Omitted per No-Action Letter dated March 21, 1989.

11. Executive Compensation
   Omitted per No-Action Letter dated March 21, 1989.

12. Security Ownership of Certain Beneficial Owners and Management
   (a) The holder of record of all of the Certificates as of December 31, 1998, was Cede & Co., the nominee of The Depository Trust Company (DTC) in the United States. Direct participants active in the DTC system include securities brokers and dealers, banks, trust companies, and clearing corporations.
   (b) and (c) Because the Trust does not have any directors or officers, and since the usual meaning of control is not applicable to the Trust, no response is made to subparagraphs (b) and (c) per No-Action Letter dated March 21, 1989.

13. Certain Relationships and Related Transactions
   There have been no transactions during 1998 between the Trustee, the Trust, and/or the Bank that qualify for disclosure under Item 404 of Regulation S-K.
   During 1998, the Bank received a total of $3,556,003.47 in compensation for servicing the Trust portfolio. For its services to the Trust, the Trustee receives $5,000.00 for the first full year and $4,000.00 each year thereafter.

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

FIRST SECURITY AUTO GRANTOR TRUST 1997-B

By
FIRST SECURITY BANK, N.A.
(Seller and Servicer)


/s/ Brad D. Hardy                                         March 26, 1999
_______________________________________________________   ____________________
Brad D. Hardy                                             Date
Executive Vice President Corporate Services
General Counsel, Chief Financial Officer, and Secretary
First Security Corporation
(Authorized Officer)

Exhibit 99
OFFICER'S CERTIFICATE

FIRST SECURITY CORPORATION
Brad D. Hardy
Executive Vice President Corporate Services
General Counsel, Chief Financial Officer, and Secretary

Pei Yan Huang
Client Services Administrator
Bankers Trust Company
Corporate Trust & Agency Group
Four Albany Street, 10th Floor
New York, New York 10006

Dear Ms. Huang:

   This letter serves as the Officer's Certificate according to Section 3.10 of the Pooling and Servicing Agreement dated November 20, 1997 for the First Security Auto Grantor Trust 1997-B.
   In accordance with Section 3.10:
   (i) a review of the activities First Security Bank, N.A. (the Bank) with respect to its servicing for the period of December 26, 1997 through December 25, 1998 and the performance of its obligations under this Agreement has been made under such officer's supervision; and
   (ii) to the best of such officer's knowledge, based on such review, the Bank has fulfilled all of its obligations under this Agreement throughout this period, and there are no known defaults of the Bank under the Pooling and Servicing Agreement.
   Please contact us if you have any questions.

Sincerely,


/s/ Brad D. Hardy                                         March 26, 1999
_______________________________________________________   ____________________
Brad D. Hardy                                             Date
Executive Vice President Corporate Services
General Counsel, Chief Financial Officer, and Secretary
First Security Corporation
(Authorized Officer)